Form 10-Q
period 2009-09-30
Norquest Acquisition Corp.
filed 2010-02-12
CIK 1411167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009


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


Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           NORQUEST ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009

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

                            AS OF SEPTEMBER 30, 2009


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

                           NORQUEST ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                            As of September 30, 2009


                                     ASSETS


                                                                 September 30,
                                                                     2009
CURRENT ASSETS                                                     --------


     Cash                                                          $     --





                      TOTAL ASSETS                                 $     --
                                                                   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                               $     --
                                                                   --------

                      TOTAL LIABILITIES                                  --

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred Stock - par value $0.0001
    20,000,000 shares authorized;
    0 shares issued and outstanding                                      --

  Common Stock - par value $0.0001;
    250,000,000 shares authorized;
    31,340,000 shares issued and outstanding                          3,134

  Additional paid in capital                                             --

  Deficit accumulated during development stage                       (3,134)
                                                                   --------

  Total stockholders' equity (deficit)                                   --
                                                                   --------


                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     --
                                                                   ========




   The accompanying notes are an integral part of these financial statements.

                           NORQUEST ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
          For the Quarter ended September 30, 2009, and from inception
                  (January 11, 2008) through September 30, 2009


                                                                  For the Period
                                                     For the        January 11,
                                                     3-Months          2008
                                                      Ended       (Inception) to
                                                  September 30,    September 30,
                                                       2009            2009
                                                   ------------    -----------

REVENUE                    Sales                   $       --      $      --

                           Cost of sales                   --             --
                                                   ------------    -----------

     GROSS PROFIT                                          --             --

     OPERATING COSTS AND EXPENSES

       GENERAL & ADMINISTRATIVE EXPENSES                   --            3,134
                                                   ------------    -----------

     TOTAL OPERATING COST AND EXPENSES                     --            3,134

     NET INCOME (LOSS)                                     --           (3,134)
                                                   ============    ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                --            (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding              31,340,000     31,340,000






   The accompanying notes are an integral part of these financial statements.

                           NORQUEST ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
          For the Quarter ended September 30, 2009, and from inception
                  (January 11, 2008) through September 30, 2009


                                                                  For the Period
                                                     For the        January 11,
                                                     3-Months          2008
                                                      Ended       (Inception) to
                                                   September 30,   September 30,
                                                       2009            2009
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                          $     --           $(3,134)

        Issuance of stock for services rendered          --             3,134
                                                   ----------         -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                --              --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                             --              --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                             --              --

CASH RECONCILIATION

        Net increase (decrease) in cash                  --              --

        Beginning cash balance                           --              --
                                                   ----------         -------

CASH BALANCE AT END OF PERIOD                      $     --           $  --
                                                   ==========         =======


Noncash Financing and Investment Activities

   Common stock issued for services rendered             --             3,134


Supplemental Cash Flow Information

   Interest paid                                   $     --           $  --

   Income taxes paid                               $     --           $  --





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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2009.

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

The Company has the following classes of capital stock as of September 30, 2009:

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had no cash and no other assets.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2009.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending September 30, 2009, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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